Form 10-K
period 1997-12-31
FINANCIAL ASSETS SEC CORP MEGO MORT FHA TITLE I LOAN 1996-1
filed 1998-03-27
CIK 1021383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

(Mark One)
[ x  ]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 	1934  [Fee Required]
For the fiscal year ended DECEMBER 31, 1997

or

[    ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act 	of 	1934 [Fee Required]
For the transition period from                 to

Commission file Number 33-99018-03

FINANCIAL ASSET SECURITIES CORP., (as depositor under the Pooling and
 Servicing Agreement, dated as of March 1, 1996 providing for the issuance of Financial Asset Securities Corp., Mego Mortgage FHA Title I Loan Trust 1996-1, FHA Title I Loan Asset-Backed Certificates, Series 1996-1)
(Exact name of registrant as specified in its charter)

              Delaware             		 		41-1836604
(State or other jurisdiction			 		(I.R.S. Employer
of incorporation or organization)				 Identification No.

600 Steamboat Road
Greenwich, Connecticut					 06830
(Address of Principal Executive Offices)			 (Zip Code)

Registrant's telephone number, including area code:	(203) 625-2700

Securities registered pursuant to Section 12(g) of the Act:
MEGO MORTGAGE FHA TITLE I LOAN ASSET-BACKED CERTIFICATES,
SERIES 1996-1 CLASS A-1, CLASS A-2, CLASS A-3, AND CLASS S
		(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required tobe filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and
(2) has been subject to such filing requirements for the past 90 days.
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

	FORMS 8-K DATED  JANUARY 27,1997; FEBRUARY 25,1997;
	MARCH 25, 1997; APRIL 25, 1997; MAY 27, 1997; JUNE 25, 1997;
	JULY 25, 1997;  AUGUST 25, 1997;  SEPTEMBER 25, 1997;
	OCTOBER 27, 1997;  NOVEMBER 25, 1997;  DECEMBER 26, 1997;


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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
	1.	Number of Certificateholders of record as of the end of the
		 reporting year:
		There were four Certificateholders of record as of the end of the
		 reporting year.  They are:

			Class A-1:	Cede & Co.
			Class A-2:	Cede & Co.
			Class A-3:	Cede & Co.
			Class S:	Mego Mortgage Corp.

	2.	Principal market in which the Certificates are traded:
		The Certificates are not traded on any public market.

	3.	Aggregate Principal and Interest distributed on the certificates:

		For the period commencing January 1, 1997 and ending December 31, 1997, the following amounts were distributed to the
		 Certificateholders:

		Principal		Interest
	          $17,039,246.83	 $5,244,015.03


Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial 	Disclosures:  Information required by Item 304 of Reg. S-K.

	There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	EXHIBIT A -- DISTRIBUTIONS TO CERTIFICATEHOLDERS
	FOR THE PERIOD ENDING DECEMBER 31, 1997

		MEGO Mortagage FHA Title I Loan Trust 1996-1
		FHA Title I Loan Asset-Backed Certificates, Series 1996-1 Summary of Principal and Interest Distributions

		Date			Principal		Interest
		01/27/97	         $1,124,207.95   $  484,620.49
		02/25/97	         $1,230,161.60   $  477,197.64
		03/25/97	         $  955,481.23   $  469,277.70
		04/25/97	         $1,250,020.75	$  462,805.42
         	05/27/97             $1,876,466.59	$  455,025.01
		06/25/97	         $1,535,117.63	$  443,345.30
		07/25/97	         $1,833,425.41	$  433,639.43
		08/25/97	         $1,845,441.58	$  422,321.57
		09/25/97	         $1,105,241.46	$  410,698.26
		10/27/97	         $1,126,578.73	$  403,569.89
		11/25/97	         $1,661,495.97	$  396,169.75
            12/26/97	         $1,495,607.93	$  385,344.57
		Total		        $17,039,246.83	$5,244,015.03

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

By (Signature and Title) /s/   Mark LeMay, Vice President

   (Printed Name, Title)       Mark LeMay, Vice President

Date                         March 24, 1998